Form 10-K
RESIDENTIAL ACCREDIT LOANS INC
filed 2000-03-30
CIK 949493

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K


              Annual Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 1999

                   Commission File Numbers 33-95932; 33-38733;
                 333-33493; 333-48327; 333-63549; and 333-72661

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____.

                      RESIDENTIAL ACCREDIT LOANS, INC.

                             TABLE OF CONTENTS


                                                                    Page #
   PART I

   Item 1.     Business                                                     2
   Item 2.     Properties                                                   2
   Item 3.     Legal Proceedings                                            2
   Item 4.     Submission of Matters to a Vote of Security Holders          2

   PART II

   Item 5.     Market for the Registrant's Common Equity and
               Related Stockholder Matters                                  2
   Item 6.     Selected Financial Data                                      2
   Item 7.     Management's Discussion & Analysis of Financial
               Condition and Results of Operations                          2
   Item 8.     Financial Statements & Supplementary Financial
               Data                                                         3
   Item 9.     Changes in and Disagreements with Accountants
               on Accounting & Financial Disclosure                         3

   PART III

   Item 10.    Directors and Executive Officers of the
               Registrant                                                   3
   Item 11.    Executive Compensation                                       3
   Item 12.    Security Ownership of Certain Beneficial
               Owners and Management                                        3
   Item 13.    Certain Relationships and Related Transactions               3


   PART IV

   Item 14.    Exhibits, Financial Statement Schedules and
               Reports on Form 8-K                                          4
               SIGNATURES                                                   5
               EXHIBITS                                                     6

   PART I

   Item 1.     Business

        Information not provided pursuant to Exemptive Order.

   Item 2.     Properties

        Pursuant to the Exemptive Order the Master Servicer's Annual Statement as to Compliance, dated March 30, 2000 are filed as Exhibit 1 under Item 14(a) hereof.

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

        (b) At December 31, 1999, the number of holders of record of each outstanding series of Certificates is listed in Exhibit 3 under
            Item 14(a) hereof.

        (c)Not applicable.


   Item 6.     Selected Financial Data

               Information not provided pursuant to Exemptive Order.

   Item 7.     Management's Discussion & Analysis of Financial Condition and
                Results of Operations

               Information not provided pursuant to Exemptive Order.

   Item 8.     Financial Statements & Supplementary Financial Data

        See the Master Servicer's Annual Statement of Compliance that is filed as Exhibit 1 under Item 14(a) hereof; see also report dated March 20, 2000 prepared by the Master Servicer's independent accountant, concerning the Master Servicer's servicing activities that is filed as
        Exhibit 2 under Item 14(a) hereof.

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

   Item 12.    Security Ownership of Certain Beneficial Owners and Management

           (a) Each holder of record of more than five percent (5%) of the fractional undivided interest in a Mortgage Pool evidenced by a series of Certificates, outstanding at December 31, 1999 is listed in Exhibit 4 under Item 14(a) hereof.

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


        Audited financial statements for the year ended December 31, 1999 for Ambac Financial Group, Inc.*

        Audited financial statements for the year ended December 31, 1999 for Municipal Bond Investors Assurance Corporation **

           (b) See Item 2.

           (c) Not applicable.

           (d) Not applicable. No annual report or proxy material has been sent to security holders.


----------------------

* Incorporated by reference to the audited financial statements of Ambac Financial Group, Inc. Filed with the Securities and Exchange Commission on March 30, 2000 as part of its Annual Report on Form 10-K (Commission File #1-10777) for the twelve-month period ended December 31, 1999.

** Incorporated by reference to the audited financial statements of Municipal Bond Investors Assurance Corporation, Inc. Filed with the Securities and Exchange Commission on March 29, 2000 as part of its Annual Report on Form 10-K (Commission File #1-9583) for the twelve- month period ended December 31, 1999.

SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, on this 30th day of March, 2000.

   RESIDENTIAL ACCREDIT LOANS, INC.

   By:  / s/ Christopher J. Nordeen
   Christopher J. Nordeen
   President

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


   /s/ Christopher J. Nordeen
   Christopher J. Nordeen
   President
   March 30, 2000




   /s/ David C. Walker
   David C. Walder
   Assistant Treasurer
   March 30, 2000




   /s/ Davee L. Olson
   Davee L. Olson
   Chief Financial Officer
   March 30,2000