Form 10-K
RESIDENTIAL ACCREDIT LOANS INC
filed 2001-03-30
CIK 949493

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934
                   For the Fiscal year ended December 31, 2000

                        Commission file number 333-72661

                        RESIDENTIAL ACCREDIT LOANS, INC.

                        State of Incorporation: Delaware
                I.R.S. Employer Identification Number: 51-0368240

                      8400 Normandale Lake Blvd., Suite 600
                          Minneapolis, Minnesota 55437
                            Telephone (952) 832-7000

               Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____.

RESIDENTIAL ACCREDIT LOANS, INC.

TABLE OF CONTENTS


PART 1                                                                    PAGE #

Item 1.        Business                                                        2
Item 2.        Properties                                                      2
Item 3.        Legal Proceedings                                               2
Item 4.        Submission of Matters to a Vote of Security Holders             2

PART II

Item 5.        Market for the Registrant's Common Equity and Related           2
               Stockholder Matters
Item 6.        Selected Financial Data                                         2
Item 7.        Management's Discussion & Analysis of Financial                 2
               Condition and Results of Operations
Item 8.        Financial Statements & Supplementary Financial Data             3
Item 9.        Changes in and Disagreements with Accountants on                3
               Accounting and Financial Disclosure

PART III

Item 10.       Directors and Executive Officers of the Registr                 3
Item 11.       Executive Compensation                                          3
Item 12.       Security Ownership of Certain Beneficial Owners and             3
               Management
Item 13.       Certain Relationships and Related Transactions                  3

PART IV

Item 14.       Exhibits, Financial Statement Schedules and Reports             4
               On Form 8-K
               SIGNATURES                                                      5
               EXHIBITS                                                        6

PART I

Item 1.        Business

        Information not provided pursuant to Exemptive Order.

Item 2.        Properties

        Pursuant to the Exemptive Order the Master Servicer's Annual Statement as to Compliance, dated March 30, 2001 are filed as Exhibit 1 under Item 14 (a) hereof.

Item 3.        Legal Proceedings

        There are no material pending legal proceedings related to any series of Certificates that involve the Trustee, Custodian, the Master Servicer or the Registrant with respect to any such series.

Item 4.        Submission of Matters to a Vote of Security Holders

        Information not provided pursuant to Exemptive Order.

PART II

Item 5.        Market for the Registrant's Common Equity and Related Matters.

(a)     There is no established public trading market for the Certificates.

(b) At December 31, 2000, the number of holders or record of each outstanding series of Certificates is listed in Exhibit 3 under
        Item 14 (a) hereof.
(c)     Not applicable.

Item 6.        Selected Financial Data

        Information not provided pursuant to Exemptive Order.

Item 7. Management's Discussion & Analysis of Financial Condition and Results of Operations.

        Information not provided pursuant to Exemptive Order.

Item 8.        Financial Statements & Supplementary Financial Data

        See the Master Servicer's Annual Statement of Compliance that is filed as Exhibit 1 under Item 14 (a) hereof; see also report dated February 28, 2001 prepared by the Master Servicer's independent accountant, concerning the Master Servicer's servicing activities that is filed as
        Exhibit 2 under Item 14 (a) hereof.

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

Item 12.        Security Ownership of Certain Beneficial Owners and Management

(a) Each holder of record of more than five percent (5%) of the fractional undivided interest in a Mortgage Pool evidenced by a series of Certificates, outstanding at December 31, 2000 is listed in Exhibit 4 under Item 14 (a) hereof.
(b)     Not applicable.
(c)     Not applicable.

Item 13.       Certain Relationships and Related Transactions

        Information not provided pursuant to Exemptive Order.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)     Exhibit #

        Officer's Annual Compliance Statements                          1
        Residential Funding Corporation

        Residential Funding Corporation Independent Auditor's           2
        Report on the Uniform Single Audit Program for Mortgage
        Bankers

        Part II, Item 5(b)                                              3

        Part III, Item 12(a)                                            4



        Audited financial statements for the year ended December 31, 2000 for Ambac Financial Group, Inc.*

        Audited financial statements for the year ended December 31, 2000 for Municipal Bond Investors Assurance Corporation. **

(b)     See Item 2.
(c)     Not Applicable
(d) Not Applicable. No annual report or proxy material has been sent to security holders.


______________________________

* Incorporated by reference to the audited financial statements of Ambac Financial Group, Inc. filed with the Securities and Exchange Commission on March 28, 2001 as part of its Annual Report on Form 10-K (Commission File #1-10777) for the twelve-month period ended December 31, 2000.

** Incorporated by reference to the audited financial statements of Municipal Bond Investors Assurance Corporation, Inc. filed with the
        Securities  and  Exchange  Commission  on March 30,  2001 as part of its
        Annual Report on Form 10-K (Commission File #1-9583) for the twelve-month period ended December 31, 2000.

                                          SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, on this 30th day of March, 2001.



By: /s/  Christopher J. Nordeen
    Christopher J. Nordeen
    President


RESIDENTIAL ACCREDIT LOANS, INC.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




By: /s/ Christopher J. Nordeen
     Christopher J. Nordeen
      President
      March 30, 2001




By: /s/ David C. Walker
     David C. Walker
     Assistant Treasurer
     March 30, 2001




By: /s/ Davee L. Olson
     Davee L. Olson
     Chief Financial Officer
     March 30, 2001