Form 10-K
RESIDENTIAL ACCREDIT LOANS INC
filed 2002-04-01
CIK 949493

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934
                   For the Fiscal year ended December 31, 2001

                        Commission file number 333-60352

                        RESIDENTIAL ACCREDIT LOANS, INC.

                        State of Incorporation: Delaware
                I.R.S. Employer Identification Number: 51-0368240

                      8400 Normandale Lake Blvd., Suite 600
                          Minneapolis, Minnesota 55437
                            Telephone (952) 857-7000

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

Item 2.        Properties

        Pursuant to the Exemptive Order the Master Servicer's Annual Statement as to Compliance, dated March 29, 2002 are filed as Exhibit 1 under Item 14 (a) hereof.

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

PART II

Item 5.        Market for the Registrant's Common Equity and Related Matters.

       (a) There is no established public trading market for the Certificates.
       (b) At December 31, 2001, the number of holders or record of each outstanding series of Certificates is listed in Exhibit 3 under
               Item 14 (a) hereof.
       (c)     Not applicable.

Item 6.        Selected Financial Data

        Information not provided pursuant to Exemptive Order.

Item 7. Management's Discussion & Analysis of Financial Condition and Results of Operations.

        Information not provided pursuant to Exemptive Order.

Item 8.        Financial Statements & Supplementary Financial Data

        See the Master Servicer's Annual Statement of Compliance that is filed as Exhibit 1 under Item 14 (a) hereof; see also report dated March 1, 2002 prepared by the Master Servicer's independent accountant, concerning the Master Servicer's servicing activities that is filed as
        Exhibit 2 under Item 14 (a) hereof.

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

Item 12.        Security Ownership of Certain Beneficial Owners and
                Management

        (a) Each holder of record of more than five percent (5%) of the fractional undivided interest in a Mortgage Pool evidenced by a series of Certificates, outstanding at December 31, 2001 is listed in Exhibit 4 under Item 14 (a) hereof.
        (b)     Not applicable.
        (c)     Not applicable.

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



        Audited financial statements for the year ended December 31, 2001 for Ambac Financial Group, Inc.*

        Audited financial statements for the year ended December 31, 2001 for Municipal Bond Investors Assurance Corporation. **

(b)  See Item 2.
(c)  Not Applicable
(d) Not Applicable. No annual report or proxy material has been sent to security holders.


________________________

* Incorporated by reference to the audited financial statements of Ambac Financial Group, Inc. filed with the Securities and Exchange Commission on March 26, 2002 as part of its Annual Report on Form 10-K (Commission File #1-10777) for the twelve-month period ended December 31, 2001.

** Incorporated by reference to the audited financial statements of Municipal Bond Investors Assurance Corporation, Inc. filed with the
        Securities  and  Exchange  Commission  on March 29,  2002 as part of its
        Annual Report on Form 10-K (Commission File #1-9583) for the twelve-month period ended December 31, 2001.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, on this 29th day of March, 2002.



By: /s/  Bruce J. Paradis
       Bruce J. Paradis
       President


RESIDENTIAL ACCREDIT LOANS, INC.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been executed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




By: /s/ Bruce J. Paradis
      Bruce J. Paradis
      President
      March 29, 2002




By: /s/ David C. Walker
     David C. Walker
     Assistant Treasurer
     March 29, 2002




By: /s/ Davee L. Olson
     Davee L. Olson
     Chief Financial Officer
     March 29, 2002

                                   EXHIBIT 1

                 2001 ANNUAL STATEMENT OF COMPLIANCE CERTIFICATE

        Pursuant to the governing documents including but not limited to various Pooling and Servicing Agreements and Sales and Servicing Agreement ("the Agreements"), where Residential Funding Corporation ("the Master Servicer") has been appointed Master Servicer, an annual statement of compliance is required to be delivered to either the Trustee or the Investor. The undersigned Director of Residential Funding Corporation, hereby certifies that:

        (i) a review of the activities of the Master Servicer during the preceding calendar year has been conducted, and the performance of duties outlined in the Agreements has been made uner the undersigned officers' supervision;

        (ii) to the best of the undersigned officers' knowledge, based on the aforementioned review, the Master Servicer has complied with the minimum servicing standards set forth in the USAP for Mortgage
               Bankers, and has fulfilled off of its material obligations relating to the Agreements in all material respects throughout such year;

        (iii) to the best of the undersigned officers' knowledge, each Subservicer has complied with the minimum servicing standards set forth in the USAP for Mortgage Bankers, and has fulfilled all of its material obligations relating to the Agreements in all material respects throughout such year;


Dated: March  29, 2002






/s/Robert L. Appel
Robert L. Appel
Director,  Master Servicing

                                   EXHIBIT 2

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder of Residential Funding Corporation


We have examined management's assertion about Residential Funding Corporation's (the "Company") compliance with the minimum servicing standards identified in their role as Master Servicer as of and for the year ended December 31, 2001, included in the accompanying management assertion. Such assertions were examined relating to those mortgage loans included in the listing of mortgage loans and series of certificates included in the attached Exhibit 1. Our testing procedures were applied only to the series of certificates serviced on or before August 31, 2001. Direct servicing functions are performed by various subservicers. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. Loans and series of certificates subject to such procedures were selected using sampling methods, and accordingly, we make no representation that our examination procedures were performed on a specific loans of series of certificates as listed in the attached Exhibit 1. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2001, is fairly stated, in all material respects.


/s/PricewaterhouseCoopers LLP
Minneapolis, Minnesota
March 1, 2002

                  MANAGEMENT'S ASSERTION CONCERNING COMPLIANCE
                      WITH USAP MINIMUM SERVICING STANDARDS


March 1, 2002

PricewaterhouseCoopers LLP
650 Third Avenue South
Suite 1300
Minneapolis, MN 55402


As of and for the year ended December 31, 2001, Residential Funding Corporation ("RFC") has complied in all material respects with our minimum servicing standards set forth below for those loans serviced for others under master servicing arrangements. Direct servicing functions are performed by various subservicers.

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

     C. Funds shall be advanced by the master servicer or the subservicer, as required by applicable pooling and servicing agreements in accordance with the amortization schedule of each mortgage loan, or for overdrafts in the mortgagers escrow accounts.


II.     SUBSERVICER REMITTANCES

     A.   Remittances   for  mortgage   payments  and  payoffs   received   from
          subservicers shall be deposited into the applicable investor custodial bank account within one business day of receipt.

     B. Remittances from subservicers shall be reconciled to applicable mortgager records during the appropriate accounting cycle.

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

IV. INVESTOR ACCOUTNING AND REPORTING

    Statements to the certificateholders shall be made with each monthly distribution in accordance with applicable pooling and servicing agreements detailing the applicable distribution activity and effect on the unpaid principal balance of the mortgage loans.


V.  MORTGAGOR LOAN ACCOUNTING

     A. Uniform Single Attestation Program reports from external subservicers will be obtained and reviewed to provide a basis in meeting our minimum servicing standards.

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


VII. INSURANCE POLICIES

    As of and for this same period, RFC had in effect a fidelity bond in the amount of $150,000,000 and a mortgage impairment/mortgages errors and omissions and professional liability insurance policy in the amount of $100,000,000.

/s/Bruce Paradis
Bruce Paradis
President & Managing Director




/s/Davee Olson
Davee Olson
Chief Financial Officer & Managing Director





/s/Christopher T. Gilson
Christopher T. Gilson
Managing Director

RESIDENTIAL FUNDING CORPORATION
DECEMBER 31, 2001                                                     EXHIBIT 1
________________________________________________________________________________

1986 SERIES

1986-NYCF

1987 SERIES

1987-NYCF
1987-U5
1987-WH-1
1987-WH-2

1988 SERIES

1988-NYCF
1988-SBRC WH-1

1989 SERIES

1989-SW1
1989-WH1

1990 SERIES

1990-NYCF
1990-WH2
1990-CID
1990-CIE
1990-CIG

1991 SERIES

1991-4
1991-3 (SBMS VII)
1991-4 (SBMS VII)
1991-R14

1992 SERIES

1992-2
1992-4
1992-5
1992-D
1992-J1
1992-J9
1992-J10
1992-S2
1992-S6
1992-S9
1992-S11
1992-S16
1992-S18
1992-S20
1992-S22
1992-S24
1992-S27
1992-S30
1992-S31
1992-S32
1992-S33
1992-S34
1992-S35
1992-S36
1992-S37
1992-S38
1992-S39
1992-S41
1992-S43
1992-S44
1992-SW1A-C
1992-WH8

1993 SERIES

1993-1
1993-6
1993-J2
1993-J3
1993-J6
1993-MZ1
1993-MZ2
1993-MZ3
1993-PC6
1993-PC7
1993-PC9D
1993-PC9F
1993-PC9G
1993-PC9J
1993-S2
1993-S3
1993-S6
1993-S7
1993-S9
1993-S10
1993-S11
1993-S12
1993-S13
1993-S14
1993-S15
1993-S16
1993-S17
1993-S18
1993-S20
1993-S21
1993-S22
1993-S23
1993-S24
1993-S25
1993-S26
1993-S27
1993-S28
1993-S29
1993-S30
1993-S31
1993-S32
1993-S33
1993-S34
1993-S35
1993-S36
1993-S37
1993-S38
1993-S39
1993-S40
1993-S41
1993-S42
1993-S43
1993-S44
1993-S45
1993-S47
1993-S48
1993-S49
1993-WH2
1993-WH4
1993-WH8
1993-WH13A
1993-WH15B-D
1993 WH15F
1993WH15H

1994 SERIES

1994-1
1994-MZ1
1994-RS4
1994-S1
1994-S2
1994-S3
1994-S4
1994-S5
1994-S6
1994-S7
1994-S8
1994-S9
1994-S10
1994-S11
1994-S12
1994-S13
1994-S14
1994-S15
1994-S16
1994-S17
1994-S18
1994-S19
1994-S20
1994-WH1
1994-WH2
1994-WH5
1994-WH8
1994-WH10
1994-WH11A-B
1994-WH14
1994-WH15
1994-WH18
1994-WH23
1994-WH4B
1994-WH4C
1994-WH4E
1994-WH4F
1994-WH16B
1994-WH16D
1994-WH21

1995 SERIES

1995-1
1995-2 SBMS
1995-3 SBMS
1995-WH20
1995-HWH1
1995-HWH2
1995-HWH3
1995-HWH4
1995-HWH5
1995-J1
1995-J2
1995-J3
1995-J4
1995-K1
1995-KS3
1995-KS4
1995-Q1
1995-QS1
1995-R5
1995-R20
1995-S1
1995-S2
1995-S3
1995-S4
1995-S6
1995-S7
1995-S8
1995-S9
1995-S10
1995-S11
1995-S12
1995-S13
1995-S14
1995-S15
1995-S16
1995-S17
1995-S18
1995-S19
1995-S21
1995-WH4
1995-WH5
1995-WH8
1995-WH9
1995-WH11
1995-WH12
1995-WH13
1995-WH14
1995-WH15
1995-WH18
1995-WH19
1995-WH22A

1996 SERIES

1996-HS1
1996-HS2
1996-HS3
1996-KS4
1996-QS1
1996-QS3
1996-QS4
1996-QS5
1996-QS7
1996-SWIA
1996-SWIB
1996-SWIC
1996-SWID
1996-SWIE
1996-KS2
1996-QS2
1996-QS6
1996-QS8
1996-RHS4
1996-S1
1996-S2
1996-S3
1996-S4
1996-S5
1996-S6
1996-S7
1996-S8
1996-S9
1996-S10
1996-S11
1996-S13
1996-S14
1996-S15
1996-S16
1996-S17
1996-S18
1996-S19
1996-S20
1996-S21
1996-S22
1996-S23
1996-S24
1996-S25
1996-WH10
1996-WH11
1996-WH12
1996-WH16
1996-WH18 I-II
1996-WH19
1996-WH1A
1996-WH4
1996-WH4C
1996-WH4D
1996-WH4G II
1996-WH4H I-II
1996-WH4I I-II
1996-WH4J I-II
1996-WH5
1996-WH7

1997 SERIES

1997-GMAC M4
1997-HI1
1997-HI3
1997-HS2
1997-HS5
1997-NPC1
1997-NWH2
1997-NWH3
1997-NWH4
1997-NWH5
1997-NWH6
1997-NWH6 B
1997-NWH7
1997-NWH9
1997-KS1
1997-KS2
1997-KS3
1997-KS4
1997-S/2 RESEC
1997-2
1997-NWH1
1997-QPCR1
1997-QPCR3
1997-QS1
1997-QS2
1997-QS3
1997-QS4
1997-QS5
1997-QS6
1997-QS7
1997-QS8
1997-QS9
1997-QS10
1997-QS11
1997-QS12
1997-QS13
1997-QWH1
1997-S1
1997-S2
1997-S3
1997-S4
1997-S5
1997-S6
1997-S7
1997-S8
1997-S9
1997-S10
1997-S11
1997-S12
1997-S13
1997-S14
1997-S15
1997-S16
1997-S17
1997-S18
1997-S19
1997-S20
1997-S21
1997-WH1C
1997-WH1D
1997-WH1F
1997-WH1J
1997-WH1K
1997-WHIL
1997-WH4
1997-WH5
1997-WH7
1997-WH9
1997-WH10
1997-WH11
1997-WH14A-B
1997-WH15
1997-HWH1

1998 SERIES

1998-1
1998-A I-II
1998-B
1998-HI2
1998-HI4
1998-HS1
1998-HS3
1998-HWH1
1998-HWH2
1998-HWH3
1998-HWH4
1998-HWH5
1998-HWH6
1998-HWH7
1998-NS1
1998-NS2
1998-NWH2
1998-NWH3
1998-NWH4
1998-NWH5A
1998-NWH5B
1998-NWH6
1998-NWH8
1998-QS1
1998-QS2
1998-QS5
1998-QS9
1998-QS10
1998-QS11
1998-QS14
1998-QS16
1998-QWH1
1998-QWH2 I-IIII
1998-RS1
1998-S1
1998-S2
1998-S3
1998-S4
1998-S5
1998-S6
1998-S7
1998-S8
1998-S9
1998-S10
1998-S12
1998-S13
1998-S14
1998-S15
1998-S16
1998-S17
1998-S18
1998-S19
1998-S20
1998-S21
1998-S22
1998-S23
1998-S24
1998-S25
1998-S26
1998-S27
1998-S28
1998-S29
1998-S30
1998-S31
1998-KS1
1998-KS2
1998-KS3
1998-KS4
1998-QS3
1998-QS4
1998-QS6
1998-QS7
1998-QS8
1998-QS12
1998-QS13
1998-QS15
1998-QS17
1998-WH1 A-E
1998-WH3
1998-WH4
1998-WH5
1998-WH6
1998-WH8
1998-WH9
1998-WH10
1998-WH11
1998-WH12
1998-WH13
1998-WH14

1999 SERIES

1999-HI1
1999-HI4
1999-HI6
1999-HI8
1999-HS2
1999-HS3
1999-HS5
1999-HS7
1999-HWH1
1999-HWH2
1999-HWH3
1999-HWH4
1999-HWH5
1999-HWH6
1999-KS1
1999-KS2
1999-KS3
1999-KS4
1999-RS1
1999-RS2
1999-RS3
1999-RS4
1999-RS5
1999-NWH1
1999-NWH2
1999-NWH3
1999-NWH4 A-C
1999-NWH5 A-B
1999-QS1
1999-QS2
1999-QS3
1999-QS4
1999-QS5
1999-QS6
1999-QS7
1999-QS8
1999-QS9
1999-QS10
1999-QS11
1999-QS12
1999-QS13
1999-QS14
1999-QS15
1999-QWH1 I-II
1999-QWH2
1999-QWH3
1999-S1
1999-S2
1999-S3
1999-S4
1999-S5
1999-S6
1999-S7
1999-S8
1999-S9
1999-S10
1999-S11
1999-S12
1999-S13
1999-S14
1999-S15
1999-S16
1999-S17
1999-S18
1999-S19
1999-S20
1999-S21
1999-S22
1999-S23
1999-S24
1999-S25
1999-WH1
1999-WH2
1999-WH3
1999-WH4
1999-WH5
1999-WH7
1999-WH8
1999-WH9
1999-WH10
1999-WH11
1999-WH12
1999-WH13
1999-WH14
1999-WH15
1999-WH18

2000 SERIES

2000-HI1
2000-HI2
2000-HI3
2000-HI4
2000-HI5
2000-HL1
2000-HS1
2000-HWH1
2000-HWH2
2000-HWH3
2000-HWH4
2000-HWH5
2000-HWH6
2000-HWH7
2000-HWH8
2000-HWH9
2000-HWH10
2000-HWH11
2000-KS1
2000-KS2
2000-KS3
2000-KS5
2000-NWH1
2000-PTWH1
2000-PTWH2
2000-PTWH3
2000-QS1
2000-QS2
2000-QS3
2000-QS4
2000-QS5
2000-QS6
2000-QS7
2000-QS8
2000-QS9
2000-QS10
2000-QS11
2000-QS12
2000-QS13
2000-QS14
2000-QWH1
2000-QWH2
2000-RS1
2000-RS2
2000-RS3
2000-RS4
2000-RZ1
2000-S1
2000-S2
2000-S3
2000-S4
2000-S5
2000-S6
2000-S7
2000-S8
2000-S9
2000-S10
2000-S11
2000-S12
2000-S13
2000-S14
2000-S15
2000-S16
2000-RZ2
2000-NWH2
2000-NWH3
2000-NWH5
2000-NWH6
2000-NWH7
2000-WH1
2000-WH2 I-II
2000-WH3
2000-WH4
2000-WH5 A-B
2000-WH6
2000-WH7
2000-WH8 A-C
2000-WH9 A-D
2000-WH10
2000-WH11
2000-WH12
2000-WH13

2001 SERIES
2001-S1
2001-S2
2001-S3
2001-S4
2001-S5
2001-S6
2001-S7
2001-S8
2001-S9
2001-S10
2001-S11
2001-S12
2001-S13
2001-S14
2001-S15
2001-S16
2001-S17
2001-S18
2001-S19
2001-S20
2001-S21
2001-S22
2001-S23
2001-S24
2001-S25
2001-S26
2001-S27
2001-S28
2001-S29
2001-SA1
2001-KS1
2001-KS2
2001-KS3
2001-KS4
2001-RM1
2001-RM2
2001-RZ1
2001-RZ2
2001-RZ3
2001-RZ4
2001-RS1
2001-RS2
2001-RS3
2001-QS1
2001-QS2
2001-QS3
2001-QS4
2001-QS5
2001-QS6
2001-QS7
2001-QS8
2001-QS9
2001-QS10
2001-QS11
2001-QS12
2001-QS13
2001-QS14
2001-QS15
2001-QS16
2001-QS17
2001-QS18
2001-QS19
2001-CWH1
2001-MWH1
2001-NWH1
2001-NWH2
2001-NWH3
2001-NWH4
2001-NWH5
2001-NWH9
2001-NWH10
2001-NWH11
2001-NWH12
2001-WH1
2001-WH2
2001-WH3
2001-WH4
2001-WH6
2001-WH7
2001-WH8
2001-WH9
2001-WH10
2001-WH11
2001-WH12
2001-WH13
2001-WH14
2001-PTWH4
2001-PTWH6
2001-PTWH7
2001-PTWH8
2001-PTWH10
2001-PTWH11
2001-PTWH12
2001-PTWH14
2001-PTWH15
2001-PTWH16
2001-PTWH17
2001-PTWH18
2001-PTWH19
2001-HI1
2001-HI2
2001-HI3
2001-HI4
2001-HS1
2001-HS2
2001-HS3
2001-HWH1
2001-HWH2

RESIDENTIAL FUNDING CORPORATION
DECEMBER 31, 2001                                                     EXHIBIT 1
________________________________________________________________________________
LOANS SERVICED FOR OTHERS


LIBERTY LENDING SERVICES, INC.
Pool 5900

TELEBANK
Pool 5901

                                   EXHIBIT 3

RALI

RESIDENTIAL FUNDING MORTGAGE SECURITIES I, INC.                       Page   1
FORM 10-K
PART II, Item 5(b)
                                                                     02/28/2002

Mortgage Pool                      Number of Holders of Record

1995-Q1                                        6

1995-QS1                                       4

1996-QS1                                       6

1996-QS2                                       9

1996-QS3                                      18

1996-QS4                                      17

1996-QS5                                       9

1996-QS6                                       1

1996-QS7                                      22

1996-QS8                                      23

1997-QS1                                      15

1997-QS10                                     13

1997-QS11                                     12

1997-QS12                                     12

1997-QS13                                     30

1997-QS2                                       9

1997-QS3                                      10

1997-QS4                                      11

1997-QS5                                      15

1997-QS6                                      14

1997-QS7                                      16

1997-QS8                                      13

1997-QS9                                      12

1998-QS1                                      14

1998-QS10                                     16

1998-QS11                                     16

1998-QS12                                     22

1998-QS13                                     12

1998-QS14                                     15

1998-QS15                                     10

1998-QS16                                     11

1998-QS17                                     25

1998-QS2                                      18

1998-QS3                                      12

1998-QS4                                      17

1998-QS5                                      15

1998-QS6                                      26

1998-QS7                                      15

1998-QS8                                      12

1998-QS9                                      21

1999-QS1                                      15

1999-QS10                                     13

1999-QS11                                     14

1999-QS12                                     12

1999-QS13                                     13

1999-QS14                                     17

1999-QS15                                     17

1999-QS2                                      18

1999-QS3                                      17

1999-QS4                                      11

1999-QS5                                      16

1999-QS6                                      15

1999-QS7                                      14

1999-QS8                                      11

1999-QS9                                      15

2000-QS1                                      14

2000-QS10                                     21

2000-QS11                                     12

2000-QS12                                     17

2000-QS13                                     18

2000-QS14                                     20

2000-QS2                                      19

2000-QS3                                      17

2000-QS4                                      15

2000-QS5                                      13

2000-QS6                                      13

2000-QS7                                      20

2000-QS8                                      14

2000-QS9                                      21

2001-QS1                                      36

2001-QS10                                     16

2001-QS11                                     20

2001-QS12                                     25

2001-QS13                                     11

2001-QS14                                     22

2001-QS15                                     19

2001-QS16                                     20

2001-QS17                                     25

2001-QS3                                      14

2001-QS4                                      17

2001-QS5                                      19

2001-QS6                                      12

2001-QS7                                      21

2001-QS8                                      16

2001-QS9                                      15

                                   EXHIBIT 4

RESIDENTIAL FUNDING MORTGAGE SECURITIES I, INC.                       Page   1
             (as of 12/31/2001)                                       02/28/2002
Series
Class                                                           RALI
Issue Date
CUSIP
Tax ID        Holder Name and Address                     Face Amount   Percent
-------------------------------------------------------------------------------
1995-Q1       FEDERAL HOME LOAN MORTGAGE CORPORAT       23,300,000.00   42.2610
A-4           ATTN: M S 300, STRUCTURED FINANCE
12/31/2001    8200 JONES DRIVE

520904874     MCLEAN
              VA 22102

1995-Q1       FEDERAL HOME LOAN MORTGAGE CORPORAT        6,700,000.00   12.1523
A-5           ATTN: M S 300, STRUCTURED FINANCE
12/31/2001    8200 JONES DRIVE

520904874     MCLEAN
              VA 22102

1995-Q1       FEDERAL HOME LOAN MORTGAGE CORPORAT       14,856,645.00   26.9466
A-6           ATTN: M S 300, STRUCTURED FINANCE
12/31/2001    8200 JONES DRIVE

520904874     MCLEAN
              VA 22102

1995-Q1       AUER & CO                                  9,999,000.00   18.1360
R             C/O BANKERS TRUST COMPANY
12/31/2001    ATTN: PRIVATE PLACEMENT UNIT
              PO BOX 998
136064419     NEW YORK
              NY 10274

1995-QS1      CEDE & CO - BOOK                          22,100,000.00   41.5339
A-5           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1995-QS1      CEDE & CO - BOOK                          31,109,000.00   58.4651
A-6           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1996-QS1      CEDE & CO - BOOK                          14,535,000.00   15.7429
A-I5          P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1996-QS1      CEDE & CO - BOOK                          18,417,136.00   19.9477
A-I6          P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1996-QS1      CEDE & CO - BOOK                          20,000,000.00   21.6621
A-I7          P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1996-QS1      CEDE & CO - BOOK                          29,374,968.00   31.8162
A-II          P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1996-QS1      AUER & CO                                  9,999,000.00   10.8300
R             C/O BANKERS TRUST COMPANY
12/31/2001    ATTN: PRIVATE PLACEMENT UNIT
              PO BOX 998
136064419     NEW YORK
              NY 10274

1996-QS2      CEDE & CO - BOOK                          26,000,000.00   38.0054
A-7           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1996-QS2      CEDE & CO - BOOK                          14,043,411.00   20.5279
A-8           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1996-QS2      CEDE & CO - BOOK                          18,190,000.00   26.5891
A-9           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1996-QS2      AUER & CO                                  9,999,000.00   14.6160
R             C/O BANKERS TRUST COMPANY
12/31/2001    ATTN: PRIVATE PLACEMENT UNIT
              PO BOX 998
136064419     NEW YORK
              NY 10274

1996-QS3      CEDE & CO                                 19,000,000.00   17.5620
A-I-1         C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FBM4     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1996-QS3      CEDE & CO                                 15,875,562.00   14.6741
A-I-1         C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FBN2     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1996-QS3      CEDE & CO                                 25,145,000.00   23.2420
A-I-9         C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FBL6     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1996-QS3      CEDE & CO                                 20,551,438.00   18.9961
A-II          C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FBP7     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1996-QS3      HARE & CO                                  6,264,250.00    5.7902
M-1           C/O THE BANK OF NEW YORK
12/31/2001    P O BOX 11203
76110FBT9     NEW YORK NY  10286
###-##-####


1996-QS3      SALKELD & CO                               6,264,250.00    5.7902
M-1           C/O BANKERS TRUST COMPANY
12/31/2001    PO BOX 704
76110FBT9     CHURCH STREET STATION
13-6065491    NEW YORK NY  10008-0704


1996-QS3      HARE & CO                                  5,568,000.00    5.1466
M-2           C/O THE BANK OF NEW YORK
12/31/2001    P O BOX 11203
76110FBU6     NEW YORK NY  10286
###-##-####


1996-QS4      CEDE & CO                                 27,538,000.00   35.6267
A-I-1         C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FCF8     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1996-QS4      CEDE & CO                                 10,284,000.00   13.3047
A-I-9         C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FCE1     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1996-QS4      CEDE & CO                                  8,580,000.00   11.1002
A-II-2        C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FCH4     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1996-QS4      HARE & CO                                  8,230,500.00   10.6480
M-1           C/O THE BANK OF NEW YORK
12/31/2001    P O BOX 11203
76110FCM3     NEW YORK NY  10286
###-##-####


1996-QS4      JEFFERSON PILOT LIFE AMERICA INS CO        5,000,000.00    6.4686
M-1           C/O THE BANK OF NEW YORK
12/31/2001    P.O.BOX 11203
76110FCM3     NEW YORK NY  10286
22-0832760


1996-QS4      BOST & CO                                  5,570,800.00    7.2071
M-2           MELLON BANK
12/31/2001    P O BOX 3195
76110FCN1     PITTSBURGH PA  15230-3195
04-6013753


1996-QS4      BOST & CO                                  4,456,600.00    5.7656
M-3           MELLON BANK
12/31/2001    P O BOX 3195
76110FCP6     PITTSBURGH PA  15230-3195
04-6013753


1996-QS5      CEDE & CO - BOOK                          22,501,000.00   49.2068
A-I10         P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1996-QS5      CEDE & CO - BOOK                           4,525,000.00    9.8956
A-II2         P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1996-QS5      SECURITY LIFE OF DENVER                    7,918,500.00   17.3167
M-1           ING INVESTMENT MANAGEMENT
12/31/2001    5780 POWERS FERRY RD, NW ST 300
              ATTN LLOYD FLOOD
840499703     ATLANTA
              GA 30327-4349

1996-QS5      HARE & CO                                  3,958,800.00    8.6574
M-2
12/31/2001    P & I DEPT
              ATTN: CHIFANG CHANG
136062916     BANK OF NEW YORK
              NY 00000

1996-QS5      HARE & CO                                  2,815,100.00    6.1563
M-3           C/O THE BANK OF NEW YORK
12/31/2001    P O BOX 11203

136062916     NEW YORK
              NY 10249

1996-QS6      CEDE & CO - BOOK                         138,145,180.00  100.0000
A             P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1996-QS7      CEDE & CO - BOOK                          30,421,000.00   42.4693
A-I11         P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1996-QS7      CEDE & CO - BOOK                           8,619,000.00   12.0326
A-I12         P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1996-QS7      CEDE & CO - BOOK                          20,104,000.00   28.0662
A-II          P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1996-QS7      CUNA MUTUAL INSURANCE SOCIETY              5,126,400.00    7.1567
M-2           C/O STATE STREET
12/31/2001    INSURANCE SERVICES DIVISION
              108 MYRTLE STREET AH/2
390230590     NORTH QUINCY
              MA 02171

1996-QS8      CEDE & CO - BOOK                           2,000,000.00    6.7615
A-12          P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1996-QS8      CEDE & CO - BOOK                          20,646,958.00   69.8019
A-13          P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1996-QS8      NORWEST BANK MN NA                         1,509,500.00    5.1032
B-1           TTEE FOR DLJ98-B
12/31/2001    ATTN SHELLEY LAUFFER
              11000 BROKEN LAND PARKWAY
411592157     COLUMBIA
              MD 21044

1997-QS1      CEDE & CO                                 47,506,000.00   66.4671
A-11          C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FFQ1     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1997-QS1      SECURITY LIFE OF DENVER                    5,000,000.00    6.9957
M-1           C/O ING INVESTMENT MANAGEMENT
12/31/2001    ATTN:  PRIVATE PLACEMENTS GROUP
76110FFV0     5780 POWERS FERRY RD NW
84-0499703    SUITE 300
              ATLANTA GA  30327-4349

1997-QS1      SOUTHLAND LIFE INSURANCE                   4,377,000.00    6.1240
M-1           C/O ING INVESTMENT MANAGEMENT
12/31/2001    ATTN PRIVATE PLACEMENTS GROUP
76110FFV0     5780 POWERS FERRY RD NW
75-0572420    SUITE 300
              ATLANTA GA  30327-4349

1997-QS1      CUNA MUTUAL INSURANCE SOCIETY              4,250,680.00    5.9473
M-2           C/O STATE STREET
12/31/2001    INSURANCE SERVICES DIVISION
76110FFW8     108 MYRTLE STREET AH/2
39-0230590    NORTH QUINCY MA  02171


1997-QS10     CEDE & CO                                 25,143,000.00   21.6315
A-3           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FMQ3     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1997-QS10     CEDE & CO                                 64,916,508.00   55.8503
A-4           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FMR1     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1997-QS10     SECURITY LIFE OF DENVER MASTER A/C        10,602,000.00    9.1213
M-1           C/O THE BANK OF NEW YORK
12/31/2001    P O BOX 11203
76110FMV2     NEW YORK N Y  10249
###-##-####


1997-QS10     SECURITY LIFE OF DENVER MASTER A/C         6,524,000.00    5.6129
M-2           C/O THE BANK OF NEW YORK
12/31/2001    P O BOX 11203
76110FMW0     NEW YORK N Y  10249
###-##-####


1997-QS11     CEDE & CO                                 99,650,000.00   94.9582
A-1           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FLZ4     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1997-QS12     CEDE & CO                                 22,583,041.00   21.5066
A-6           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FNG4     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1997-QS12     CEDE & CO                                 59,318,800.00   56.4913
A-7           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FNR0     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1997-QS12     OKGBD & CO                                10,433,600.00    9.9363
M-1           C/O BANKERS TRUST COMPANY
12/31/2001    PO BOX 704
76110FNK5     CHURCH STREET STATION
###-##-####   NEW YORK NY  10008-0704


1997-QS13     CEDE & CO                                 31,499,000.00    9.0841
A-1           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FNS8     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1997-QS13     CEDE & CO                                100,038,312.00   28.8504
A-11          C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FPC1     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1997-QS13     CEDE & CO                                 26,249,000.00    7.5700
A-15          C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FPG2     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1997-QS13     CEDE & CO                                 62,999,000.00   18.1685
A-7           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FNY5     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1997-QS13     CEDE & CO                                 68,339,000.00   19.7085
A-9           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FPA5     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1997-QS2      CEDE & CO - BOOK                          31,000,000.00   68.7314
A-8           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1997-QS2      SECURITY LIFE OF DENVER                    4,931,600.00   10.9341
M-1           ING INVESTMENT MANAGEMENT
12/31/2001    5780 POWERS FERRY RD, NW ST 300
              ATTN LLOYD FLOOD
840499703     ATLANTA
              GA 30327-4349

1997-QS2      HARE & CO                                  2,630,200.00    5.8315
M-3           C/O THE BANK OF NEW YORK
12/31/2001    P O BOX 11203

136062916     NEW YORK
              NY 10249

1997-QS3      CEDE & CO - BOOK                          27,500,000.00   63.9485
A-8           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1997-QS3      OKGBD & CO                                 5,346,700.00   12.4332
M-1           C/O BANKERS TRUST
12/31/2001    P O BOX 704
              CHURCH STREET STATION
133020293     NEW YORK
              NY 10015

1997-QS3      STOCKPILE & CO                             2,632,200.00    6.1209
M-3           C/O STATE STREET BANK AND TRUST CO
12/31/2001    P O BOX 5756

042945020     BOSTON
              MA 02206

1997-QS4      CEDE & CO - BOOK                          52,000,000.00   74.1287
A-7           P O BOX 20
12/31/2001    BOWLING GREEN STATION

132555119     NEW YORK
              NY 10041

1997-QS4      OKGBD & CO                                 7,186,600.00   10.2449
M-1           C/O BANKERS TRUST
12/31/2001    P O BOX 704
              CHURCH STREET STATION
133020293     NEW YORK
              NY 10008-0704

1997-QS4      SECURITY LIFE OF DENVER-MASTER A/C         4,475,300.00    6.3798
M-2           C/O THE BANK OF NEW YORK
12/31/2001    P O BOX 11203

840499703     NEW YORK
              NY 10249

1997-QS5      CEDE & CO                                 42,917,000.00   41.8598
A-8           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FJG9     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1997-QS5      CEDE & CO                                 42,917,000.00   41.8598
A-9           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FJH7     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1997-QS5      CEDE & CO                                  6,730,000.00    6.5642
M-1           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FJN4     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1997-QS6      CEDE & CO                                 18,746,000.00   39.4289
A-3           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FJT1     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1997-QS6      CEDE & CO                                 21,277,000.00   44.7524
A-5           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FJV6     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1997-QS6      AUER & CO                                  2,654,400.00    5.5831
M-1           C/O BANKERS TRUST CO
12/31/2001    P O BOX 12028
76110FJZ7     NEWARK NEW JERSEY  07101
###-##-####


1997-QS7      CEDE & CO                                 17,500,000.00   24.0161
A-5           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FKG7     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1997-QS7      CEDE & CO                                 17,500,000.00   24.0161
A-6           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FKH5     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1997-QS7      CEDE & CO                                 21,925,000.00   30.0888
A-7           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FKJ1     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1997-QS7      DISHPAN & CO                               6,697,000.00    9.1906
M-1           C/O STATE STREET BANK & TRUST CO
12/31/2001    P O BOX 5756
76110FKL6     BOSTON MA  02206
04-3208293


1997-QS7      TFINN & CO                                 3,827,000.00    5.2520
M-2           C/O CHASE MANHATTAN BANK
12/31/2001    PO BOX 50000
76110FKM4     DEPARTMENT 6583
13-3549348    OUTSOURCING SERVICES
              NEWARK NJ  07101

1997-QS8      CEDE & CO                                 54,507,000.00   75.1596
A-10          C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FLD3     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1997-QS8      HARE & CO                                  7,631,000.00   10.5224
M-1           C/O THE BANK OF NEW YORK
12/31/2001    P O BOX 11203
76110FLH4     NEW YORK NY  10286
###-##-####


1997-QS9      CEDE & CO                                 16,065,000.00   17.5166
A-7           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FLS0     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1997-QS9      CEDE & CO                                 54,645,000.00   59.5825
A-8           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FLT8     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1997-QS9      HARE & CO                                  8,130,000.00    8.8646
M-1           C/O THE BANK OF NEW YORK
12/31/2001    P O BOX 11203
76110FLW1     NEW YORK NY  10286
###-##-####


1997-QS9      HARE & CO                                  5,420,000.00    5.9097
M-2           C/O THE BANK OF NEW YORK
12/31/2001    P O BOX 11203
76110FLX9     NEW YORK NY  10286
###-##-####


1998-QS1      CEDE & CO                                117,395,000.00   45.1516
A-2           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FPV9     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1998-QS1      CEDE & CO                                 51,380,000.00   19.7614
A-3           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FPW7     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1998-QS1      CEDE & CO                                 65,040,000.00   25.0152
A-5           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FPY3     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1998-QS10     CEDE & CO                                 25,000,000.00   26.5376
A-1           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FUR2     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1998-QS10     CEDE & CO                                 16,186,000.00   17.1815
A-10          C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FVA8     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1998-QS10     CEDE & CO                                 13,853,000.00   14.7050
A-6           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FUW1     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1998-QS10     CEDE & CO                                 14,886,000.00   15.8015
A-7           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FUX9     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1998-QS10     CEDE & CO                                  8,409,000.00    8.9262
A-8           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FUY7     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1998-QS10     CEDE & CO                                  5,000,000.00    5.3075
A-9           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FUZ4     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1998-QS10     HARE & CO                                  4,827,000.00    5.1239
M-1           C/O THE BANK OF NEW YORK
12/31/2001    P O BOX 11203
76110FVE0     NEW YORK NY  10286
###-##-####


1998-QS11     CEDE & CO                                 30,346,000.00   12.0259
A-4           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FWL3     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1998-QS11     CEDE & CO                                 45,610,000.00   18.0749
A-5           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FWM1     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1998-QS11     CEDE & CO                                 28,628,000.00   11.3451
A-6           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FWN9     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1998-QS11     CEDE & CO                                 16,219,000.00    6.4275
A-7           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FWP4     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1998-QS11     CEDE & CO                                 96,429,000.00   38.2142
A-9           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FWR0     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1998-QS11     SECURITY LIFE OF DENVER MASTER A/C        13,198,800.00    5.2306
M-1           C/O THE BANK OF NEW YORK
12/31/2001    P O BOX 11203
76110FWV1     NEW YORK N Y  10249
###-##-####


1998-QS12     CEDE & CO                                188,037,444.00   63.8309
CB1           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FXN8     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1998-QS12     CEDE & CO                                 21,430,159.00    7.2746
NB3           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FXS7     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1998-QS12     CEDE & CO                                 15,249,000.00    5.1764
NB7           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FXW8     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1998-QS12     CEDE & CO                                 20,899,000.00    7.0943
NB8           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FXX6     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1998-QS13     CEDE & CO                                112,514,000.00   71.6653
CB            C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FXB4     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1998-QS13     CEDE & CO                                 37,758,000.00   24.0498
NB            C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FXC2     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1998-QS14     CEDE & CO                                 97,975,000.00   30.2662
A-2           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FYL1     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1998-QS14     CEDE & CO                                 46,000,000.00   14.2102
A-3           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FYM9     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1998-QS14     CEDE & CO                                 37,995,000.00   11.7373
A-4           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FYN7     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1998-QS14     CEDE & CO                                 25,759,000.00    7.9574
A-5           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FYP2     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1998-QS14     CEDE & CO                                 88,071,000.00   27.2067
A-6           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FYQ0     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1998-QS15     CEDE & CO                                250,018,000.00   58.1221
CB            C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FZL0     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1998-QS15     CEDE & CO                                150,029,000.00   34.8775
NB            C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FZM8     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1998-QS16     CEDE & CO                                109,739,000.00   95.4717
A-1           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FZA4     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1998-QS17     CEDE & CO                                100,000,000.00   18.0899
A-2           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FZY2     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1998-QS17     CEDE & CO                                 33,937,000.00    6.1392
A-3           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FZZ9     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1998-QS17     CEDE & CO                                200,070,000.00   36.1925
CB            C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FA60     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1998-QS17     CEDE & CO                                 73,215,000.00   13.2445
NB1           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FA78     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1998-QS2      CEDE & CO                                 82,584,000.00   32.3240
A-3           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FQL0     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1998-QS2      CEDE & CO                                 38,888,850.00   15.2214
A-4           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FQM8     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1998-QS2      CEDE & CO                                 13,504,750.00    5.2859
A-6           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FQP1     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1998-QS2      CEDE & CO                                 86,753,900.00   33.9562
A-7           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FQQ9     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1998-QS2      SECURITY LIFE OF DENVER MASTER A/C        17,350,800.00    6.7912
M-1           C/O THE BANK OF NEW YORK
12/31/2001    P O BOX 11203
76110FQV8     NEW YORK N Y  10249
###-##-####


1998-QS3      CEDE & CO                                115,517,963.00   73.5433
A-1           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FRB1     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1998-QS3      CEDE & CO                                 34,880,737.00   22.2065
A-2           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FRC9     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1998-QS4      CEDE & CO                                 59,732,445.00   22.0891
A-I2          C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FRN5     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1998-QS4      CEDE & CO                                 41,218,155.00   15.2425
A-I3          C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FRP0     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1998-QS4      CEDE & CO                                 64,868,000.00   23.9882
A-I5          C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FRR6     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1998-QS4      CEDE & CO                                 75,203,000.00   27.8101
A-II          C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FRS4     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1998-QS4      HARE & CO                                 14,190,000.00    5.2475
M-1           C/O THE BANK OF NEW YORK
12/31/2001    P O BOX 11203
76110FRX3     NEW YORK NY  10286
###-##-####


1998-QS5      CEDE & CO                                151,551,000.00   43.1271
A-1           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FSD6     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1998-QS5      CEDE & CO                                 75,936,500.00   21.6094
A-2           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FSE4     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1998-QS5      CEDE & CO                                 67,790,000.00   19.2911
A-5           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FSH7     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1998-QS6      CEDE & CO                                 20,174,375.00    5.2879
CB1           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FSS3     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1998-QS6      CEDE & CO                                 39,313,092.00   10.3044
CB2           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FST1     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1998-QS6      CEDE & CO                                 20,500,000.00    5.3733
CB5           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FSW4     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1998-QS6      CEDE & CO                                136,500,000.00   35.7781
CB6           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FSX2     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1998-QS6      CEDE & CO                                 28,438,625.00    7.4541
CB7           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FSY0     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1998-QS6      CEDE & CO                                 75,900,500.00   19.8944
NB1           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FSZ7     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1998-QS7      CEDE & CO                                172,668,000.00   46.4732
CB1           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FTZ6     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1998-QS7      CEDE & CO                                 35,551,000.00    9.5685
CB2           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FUA9     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1998-QS7      CEDE & CO                                 44,215,000.00   11.9004
CB3           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FUB7     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1998-QS7      CEDE & CO                                 77,840,000.00   20.9504
NB2           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FUD3     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1998-QS8      CEDE & CO                                124,454,000.00   71.8080
CB            C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FTN3     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1998-QS8      CEDE & CO                                 41,430,000.00   23.9044
NB            C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FTP8     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1998-QS9      CEDE & CO                                 28,126,000.00   12.4458
A-12          C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FVX8     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1998-QS9      CEDE & CO                                 27,000,000.00   11.9475
A-4           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FVP5     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1998-QS9      CEDE & CO                                 52,500,000.00   23.2313
A-5           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FVQ3     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1998-QS9      CEDE & CO                                 36,500,000.00   16.1513
A-6           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FVR1     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1998-QS9      CEDE & CO                                 25,000,000.00   11.0625
A-7           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FVS9     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1999-QS1      CEDE & CO                                 25,000,000.00   11.3984
A-2           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FC92     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1999-QS1      CEDE & CO                                 25,001,570.00   11.3991
A-3           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FD26     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1999-QS1      CEDE & CO                                 14,025,030.00    6.3945
A-5           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FD42     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1999-QS1      CEDE & CO                                133,990,656.00   61.0912
A-6           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FD59     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1999-QS10     CEDE & CO FAST                           268,170,000.00   76.0289
A-1           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110FV34     NEW YORK NY  10274
13-2555119


1999-QS10     CEDE & CO FAST                            24,330,000.00    6.8978
A-2           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110FV42     NEW YORK NY  10274
13-2555119


1999-QS10     CEDE & CO FAST                            32,602,000.00    9.2430
A-3           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110FV59     NEW YORK NY  10274
13-2555119


1999-QS11     CEDE & CO FAST                           131,664,000.00   60.5857
CB            P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110FX73     NEW YORK NY  10274
13-2555119


1999-QS11     CEDE & CO FAST                            57,150,000.00   26.2978
NB1           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110FX81     NEW YORK NY  10274
13-2555119


1999-QS12     CEDE & CO FAST                            74,644,000.00   70.3328
CB            P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110FW41     NEW YORK NY  10274
13-2555119


1999-QS12     CEDE & CO FAST                            25,183,000.00   23.7285
NB            P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110FW58     NEW YORK NY  10274
13-2555119


1999-QS13     CEDE & CO FAST                           158,406,900.00   58.0360
CB1           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110FZ48     NEW YORK NY  10274
13-2555119


1999-QS13     CEDE & CO FAST                            86,842,100.00   31.8166
NB            P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110FZ63     NEW YORK NY  10274
13-2555119


1999-QS14     CEDE & CO FAST                           138,880,000.00   56.6372
A-1           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110F2G7     NEW YORK NY  10274
13-2555119


1999-QS14     CEDE & CO FAST                            27,776,000.00   11.3274
A-2           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110F2H5     NEW YORK NY  10274
13-2555119


1999-QS14     CEDE & CO FAST                            27,776,000.00   11.3274
A-3           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110F2J1     NEW YORK NY  10274
13-2555119


1999-QS14     CEDE & CO FAST                            21,743,000.00    8.8671
A-5           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110F2L6     NEW YORK NY  10274
13-2555119


1999-QS15     CEDE & CO FAST                           112,000,000.00   42.2053
A-1           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110F2X0     NEW YORK NY  10274
13-2555119


1999-QS15     CEDE & CO FAST                            20,028,000.00    7.5472
A-2           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110F2Y8     NEW YORK NY  10274
13-2555119


1999-QS15     CEDE & CO FAST                            48,000,000.00   18.0880
A-3           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110F2Z5     NEW YORK NY  10274
13-2555119


1999-QS15     CEDE & CO FAST                            48,000,000.00   18.0880
A-4           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110F3A9     NEW YORK NY  10274
13-2555119


1999-QS15     CEDE & CO FAST                            20,253,000.00    7.6320
A-5           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110F3B7     NEW YORK NY  10274
13-2555119


1999-QS2      CEDE & CO                                 95,030,000.00   31.2899
A-2           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FE74     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1999-QS2      CEDE & CO                                135,727,000.00   44.6899
A-3           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FE82     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1999-QS2      CEDE & CO                                 32,176,000.00   10.5944
A-9           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FF65     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1999-QS3      CEDE & CO                                167,033,000.00   37.2155
A-1           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FJ38     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1999-QS3      CEDE & CO                                 25,854,000.00    5.7604
A-3           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FJ53     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1999-QS3      CEDE & CO                                 45,000,000.00   10.0262
A-4           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FJ61     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1999-QS3      CEDE & CO                                100,000,000.00   22.2803
A-6           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FJ87     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1999-QS3      CEDE & CO                                 47,527,000.00   10.5892
A-8           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FK28     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1999-QS4      CEDE & CO                                200,000,000.00   95.4836
A-1           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FG98     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1999-QS5      CEDE & CO                                166,515,517.00   60.6600
CB1           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FL50     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1999-QS5      CEDE & CO                                 36,987,960.00   13.4744
NB1           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FL76     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1999-QS5      CEDE & CO                                 24,546,330.00    8.9420
NB5           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FM34     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1999-QS6      CEDE & CO                                226,382,557.00   56.2812
CB1           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FN58     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1999-QS6      CEDE & CO                                114,280,000.00   28.4112
NB1           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FN74     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1999-QS7      CEDE & CO                                260,286,000.00   74.2592
A-1           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FQ30     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1999-QS7      CEDE & CO                                 35,050,000.00    9.9997
A-3           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FQ55     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1999-QS8      CEDE & CO                                100,048,000.00   95.6318
A-1           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FR88     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1999-QS9      CEDE & CO                                165,986,000.00   61.2917
A-1           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FT29     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1999-QS9      CEDE & CO                                 27,081,000.00    9.9999
A-3           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FT45     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


1999-QS9      CEDE & CO                                 37,000,000.00   13.6626
A-5           C/O THE DEPOSITORY TRUST COMPANY
12/31/2001    P. O. BOX 20
76110FT60     BOWLING GREEN STATION
13-2555119    NEW YORK NY  10274


2000-QS1      CEDE & CO FAST                           130,396,000.00   59.7658
CB            P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110F3N1     NEW YORK NY  10274
13-2555119


2000-QS1      CEDE & CO FAST                            58,661,000.00   26.8867
NB1           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110F3P6     NEW YORK NY  10274
13-2555119


2000-QS10     CEDE & CO FAST                            75,000,000.00   27.8531
A-1           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GCF6     NEW YORK NY  10274
13-2555119


2000-QS10     CEDE & CO FAST                            17,454,000.00    6.4820
A-1A          P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GCG4     NEW YORK NY  10274
13-2555119


2000-QS10     CEDE & CO FAST                            17,454,000.00    6.4820
A-1B          P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GCH2     NEW YORK NY  10274
13-2555119


2000-QS10     CEDE & CO FAST                            21,500,000.00    7.9845
A-4           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GCL3     NEW YORK NY  10274
13-2555119


2000-QS10     CEDE & CO FAST                            31,250,000.00   11.6054
A-6           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GCN9     NEW YORK NY  10274
13-2555119


2000-QS10     CEDE & CO FAST                            31,250,000.00   11.6054
A-6A          P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GCP4     NEW YORK NY  10274
13-2555119


2000-QS10     CEDE & CO FAST                            33,000,000.00   12.2554
A-7           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GCQ2     NEW YORK NY  10274
13-2555119


2000-QS11     CEDE & CO FAST                            59,841,000.00   56.3336
CB            P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GDD0     NEW YORK NY  10274
13-2555119


2000-QS11     CEDE & CO FAST                            41,062,000.00   38.6552
NB            P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GDE8     NEW YORK NY  10274
13-2555119


2000-QS12     CEDE & CO FAST                            74,866,400.00   28.1953
A-1           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GDQ1     NEW YORK NY  10274
13-2555119


2000-QS12     CEDE & CO FAST                            44,685,900.00   16.8291
A-2           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GDR9     NEW YORK NY  10274
13-2555119


2000-QS12     CEDE & CO FAST                            59,083,700.00   22.2514
A-3           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GDS7     NEW YORK NY  10274
13-2555119


2000-QS12     CEDE & CO FAST                            59,083,700.00   22.2514
A-4           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GDT5     NEW YORK NY  10274
13-2555119


2000-QS13     CEDE & CO FAST                           125,106,000.00   36.5867
CB            P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GEG2     NEW YORK NY  10274
13-2555119


2000-QS13     CEDE & CO FAST                            73,000,000.00   21.3485
NB2A          P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GEJ6     NEW YORK NY  10274
13-2555119


2000-QS13     CEDE & CO FAST                            73,000,000.00   21.3485
NB2B          P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GEK3     NEW YORK NY  10274
13-2555119


2000-QS13     CEDE & CO FAST                            25,000,000.00    7.3111
NB4           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GEM9     NEW YORK NY  10274
13-2555119


2000-QS14     CEDE & CO FAST                            50,560,000.00   11.7922
A-1           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GEY3     NEW YORK NY  10274
13-2555119


2000-QS14     CEDE & CO FAST                            40,000,000.00    9.3293
A-2           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GEZ0     NEW YORK NY  10274
13-2555119


2000-QS14     CEDE & CO FAST                           149,475,000.00   34.8625
CB            P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GFC0     NEW YORK NY  10274
13-2555119


2000-QS14     CEDE & CO FAST                            50,000,000.00   11.6616
NB1           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GFD8     NEW YORK NY  10274
13-2555119


2000-QS14     CEDE & CO FAST                            34,431,000.00    8.0304
NB2           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GFE6     NEW YORK NY  10274
13-2555119


2000-QS14     CEDE & CO FAST                            50,000,000.00   11.6616
NB3A          P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GFG1     NEW YORK NY  10274
13-2555119


2000-QS2      CEDE & CO FAST                            83,021,000.00   40.7201
A-2           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110F4C4     NEW YORK NY  10274
13-2555119


2000-QS2      CEDE & CO FAST                            25,652,000.00   12.5818
A-3           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110F4D2     NEW YORK NY  10274
13-2555119


2000-QS2      CEDE & CO FAST                            17,862,000.00    8.7609
A-4           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110F4E0     NEW YORK NY  10274
13-2555119


2000-QS2      CEDE & CO FAST                            17,150,000.00    8.4117
A-5           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110F4F7     NEW YORK NY  10274
13-2555119


2000-QS2      CEDE & CO FAST                            20,000,000.00    9.8096
A-6           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110F4G5     NEW YORK NY  10274
13-2555119


2000-QS2      CEDE & CO FAST                            21,888,000.00   10.7356
A-7           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110F4H3     NEW YORK NY  10274
13-2555119


2000-QS3      CEDE & CO FAST                           115,869,000.00   53.0578
A-1           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110F5F6     NEW YORK NY  10274
13-2555119


2000-QS3      CEDE & CO FAST                            40,867,000.00   18.7135
A-2           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110F5G4     NEW YORK NY  10274
13-2555119


2000-QS3      CEDE & CO FAST                            21,838,000.00    9.9999
A-3           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110F5J8     NEW YORK NY  10274
13-2555119


2000-QS3      CEDE & CO FAST                            21,838,000.00    9.9999
A-4           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110F5K5     NEW YORK NY  10274
13-2555119


2000-QS4      CEDE & CO FAST                            80,517,000.00   74.4894
CB            P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110F4T7     NEW YORK NY  10274
13-2555119


2000-QS4      CEDE & CO FAST                            21,235,000.00   19.6453
NB            P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110F4U4     NEW YORK NY  10274
13-2555119


2000-QS5      CEDE & CO FAST                            92,675,000.00   65.4698
A-1           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110F5V1     NEW YORK NY  10274
13-2555119


2000-QS5      CEDE & CO FAST                            10,750,000.00    7.5943
A-3           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110F5X7     NEW YORK NY  10274
13-2555119


2000-QS5      CEDE & CO FAST                            21,700,000.00   15.3299
A-4           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110F5Y5     NEW YORK NY  10274
13-2555119


2000-QS5      CEDE & CO FAST                             8,141,800.00    5.7517
M-1           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110F6D0     NEW YORK NY  10274
13-2555119


2000-QS6      CEDE & CO FAST                            92,574,000.00   65.2920
A-1           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110F6K4     NEW YORK NY  10274
13-2555119


2000-QS6      CEDE & CO FAST                            10,750,000.00    7.5819
A-3           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110F6M0     NEW YORK NY  10274
13-2555119


2000-QS6      CEDE & CO FAST                            21,500,000.00   15.1638
A-4           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110F6N8     NEW YORK NY  10274
13-2555119


2000-QS6      CEDE & CO FAST                             8,714,800.00    6.1465
M-1           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110F6T5     NEW YORK NY  10274
13-2555119


2000-QS7      CEDE & CO FAST                            75,000,000.00   30.5538
A-1           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GAA9     NEW YORK NY  10274
13-2555119


2000-QS7      CEDE & CO FAST                            24,550,000.00   10.0013
A-10          P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GAK7     NEW YORK NY  10274
13-2555119


2000-QS7      CEDE & CO FAST                            91,363,000.00   37.2198
A-2           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GAB7     NEW YORK NY  10274
13-2555119


2000-QS8      CEDE & CO FAST                           126,200,000.00   58.2734
A-1           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GAV3     NEW YORK NY  10274
13-2555119


2000-QS8      CEDE & CO FAST                            32,800,000.00   15.1456
A-2           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GAW1     NEW YORK NY  10274
13-2555119


2000-QS8      CEDE & CO FAST                            21,638,000.00    9.9914
A-3           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GAX9     NEW YORK NY  10274
13-2555119


2000-QS8      CEDE & CO FAST                            20,000,000.00    9.2351
A-4           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GAY7     NEW YORK NY  10274
13-2555119


2000-QS9      CEDE & CO FAST                            92,256,000.00   32.1910
A-1           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GBJ9     NEW YORK NY  10274
13-2555119


2000-QS9      CEDE & CO FAST                            21,500,000.00    7.5020
A-4           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GBN0     NEW YORK NY  10274
13-2555119


2000-QS9      CEDE & CO FAST                            45,320,000.00   15.8136
A-9           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GBT7     NEW YORK NY  10274
13-2555119


2000-QS9      CEDE & CO FAST                            92,256,000.00   32.1910
HJ            P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GBK6     NEW YORK NY  10274
13-2555119


2001-QS1      CEDE & CO FAST                           150,197,000.00   18.2943
CB            P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GFU0     NEW YORK NY  10274
13-2555119


2001-QS1      CEDE & CO FAST                            64,583,000.00    7.8664
NB1           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GFV8     NEW YORK NY  10274
13-2555119


2001-QS1      CEDE & CO FAST                            64,583,000.00    7.8664
NB1A          P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GFW6     NEW YORK NY  10274
13-2555119


2001-QS1      CEDE & CO FAST                            50,000,000.00    6.0901
NB2           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GFX4     NEW YORK NY  10274
13-2555119


2001-QS1      CEDE & CO FAST                            50,000,000.00    6.0901
NB2A          P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GFY2     NEW YORK NY  10274
13-2555119


2001-QS1      CEDE & CO FAST                           150,197,000.00   18.2943
CB            P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GFU0     NEW YORK NY  10274
13-2555119


2001-QS1      CEDE & CO FAST                            64,583,000.00    7.8664
NB1           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GFV8     NEW YORK NY  10274
13-2555119


2001-QS1      CEDE & CO FAST                            64,583,000.00    7.8664
NB1A          P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GFW6     NEW YORK NY  10274
13-2555119


2001-QS1      CEDE & CO FAST                            50,000,000.00    6.0901
NB2           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GFX4     NEW YORK NY  10274
13-2555119


2001-QS1      CEDE & CO FAST                            50,000,000.00    6.0901
NB2A          P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GFY2     NEW YORK NY  10274
13-2555119


2001-QS10     CEDE & CO FAST                           112,614,000.00   42.2272
CB            P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GMN8     NEW YORK NY  10274
13-2555119


2001-QS10     CEDE & CO FAST                            33,302,000.00   12.4874
NB1           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GMP3     NEW YORK NY  10274
13-2555119


2001-QS10     CEDE & CO FAST                            72,100,000.00   27.0356
NB2           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GMQ1     NEW YORK NY  10274
13-2555119


2001-QS10     CEDE & CO FAST                            13,500,000.00    5.0621
NB4           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GMS7     NEW YORK NY  10274
13-2555119


2001-QS10     CEDE & CO FAST                            13,500,000.00    5.0621
NB5           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GMT5     NEW YORK NY  10274
13-2555119


2001-QS11     CEDE & CO FAST                            24,578,000.00    9.1140
A-1           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GND9     NEW YORK NY  10274
13-2555119


2001-QS11     CEDE & CO FAST                            40,000,000.00   14.8328
A-2           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GNE7     NEW YORK NY  10274
13-2555119


2001-QS11     CEDE & CO FAST                            15,200,000.00    5.6365
A-3           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GNF4     NEW YORK NY  10274
13-2555119


2001-QS11     CEDE & CO FAST                            56,119,000.00   20.8101
A-5           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GNH0     NEW YORK NY  10274
13-2555119


2001-QS11     CEDE & CO FAST                            56,119,000.00   20.8101
A-5A          P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GNJ6     NEW YORK NY  10274
13-2555119


2001-QS11     CEDE & CO FAST                            15,000,000.00    5.5623
A-6           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GNK3     NEW YORK NY  10274
13-2555119


2001-QS11     CEDE & CO FAST                            45,000,000.00   16.6869
A-7           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GNL1     NEW YORK NY  10274
13-2555119


2001-QS12     CEDE & CO FAST                            39,406,000.00    5.5652
A-1           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GPL9     NEW YORK NY  10274
13-2555119


2001-QS12     CEDE & CO FAST                           102,583,000.00   14.4876
A-2           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GPM7     NEW YORK NY  10274
13-2555119


2001-QS12     CEDE & CO FAST                           102,583,000.00   14.4876
A-2A          P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GPN5     NEW YORK NY  10274
13-2555119


2001-QS12     CEDE & CO FAST                           119,985,358.00   16.9453
A-3           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GPP0     NEW YORK NY  10274
13-2555119


2001-QS12     CEDE & CO FAST                           119,985,358.00   16.9453
A-3A          P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GPQ8     NEW YORK NY  10274
13-2555119


2001-QS12     CEDE & CO FAST                            40,738,000.00    5.7534
A-5           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GPS4     NEW YORK NY  10274
13-2555119


2001-QS12     CEDE & CO FAST                            35,957,000.00    5.0781
A-9           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GPX3     NEW YORK NY  10274
13-2555119


2001-QS12     CEDE & CO FAST                            35,957,000.00    5.0781
A-9A          P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GPY1     NEW YORK NY  10274
13-2555119


2001-QS13     CEDE & CO FAST                           190,236,000.00   96.3235
A-1           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GNX5     NEW YORK NY  10274
13-2555119


2001-QS14     CEDE & CO FAST                            28,125,000.00    7.5464
A-1           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GRC7     NEW YORK NY  10274
13-2555119


2001-QS14     CEDE & CO FAST                           100,000,000.00   26.8315
A-2           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GRD5     NEW YORK NY  10274
13-2555119


2001-QS14     CEDE & CO FAST                            25,000,000.00    6.7079
A-3           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GRE3     NEW YORK NY  10274
13-2555119


2001-QS14     CEDE & CO FAST                            25,000,000.00    6.7079
A-3A          P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GRF0     NEW YORK NY  10274
13-2555119


2001-QS14     CEDE & CO FAST                            26,875,000.00    7.2110
A-4           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GRG8     NEW YORK NY  10274
13-2555119


2001-QS14     CEDE & CO FAST                            26,875,000.00    7.2110
A-4A          P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GRH6     NEW YORK NY  10274
13-2555119


2001-QS14     CEDE & CO FAST                            20,327,500.00    5.4542
A-5           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GRJ2     NEW YORK NY  10274
13-2555119


2001-QS14     CEDE & CO FAST                            47,202,500.00   12.6651
A-6           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GRK9     NEW YORK NY  10274
13-2555119


2001-QS14     CEDE & CO FAST                            28,125,000.00    7.5464
A-7           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GRL7     NEW YORK NY  10274
13-2555119


2001-QS14     CEDE & CO FAST                            28,125,000.00    7.5464
A-7A          P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GRM5     NEW YORK NY  10274
13-2555119


2001-QS15     CEDE & CO FAST                            56,094,000.00   24.7898
A-1           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GQK0     NEW YORK NY  10274
13-2555119


2001-QS15     CEDE & CO FAST                            40,066,000.00   17.7065
A-2           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GQL8     NEW YORK NY  10274
13-2555119


2001-QS15     CEDE & CO FAST                            40,066,000.00   17.7065
A-2A          P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GQM6     NEW YORK NY  10274
13-2555119


2001-QS15     CEDE & CO FAST                            40,990,000.00   18.1148
A-3           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GQN4     NEW YORK NY  10274
13-2555119


2001-QS15     CEDE & CO FAST                            18,621,000.00    8.2292
A-6           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GQR5     NEW YORK NY  10274
13-2555119


2001-QS16     CEDE & CO FAST                           113,748,000.00   34.4689
A-1           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GRY9     NEW YORK NY  10274
13-2555119


2001-QS16     CEDE & CO FAST                            31,308,300.00    9.4873
A-2           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GRZ6     NEW YORK NY  10274
13-2555119


2001-QS16     CEDE & CO FAST                            59,113,542.00   17.9131
A-3           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GSA0     NEW YORK NY  10274
13-2555119


2001-QS16     CEDE & CO FAST                            19,220,158.00    5.8243
A-5           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GSC6     NEW YORK NY  10274
13-2555119


2001-QS16     CEDE & CO FAST                            37,916,000.00   11.4896
A-7           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GSE2     NEW YORK NY  10274
13-2555119


2001-QS16     CEDE & CO FAST                            37,916,000.00   11.4896
A-7A          P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GSF9     NEW YORK NY  10274
13-2555119


2001-QS17     CEDE & CO FAST                            26,600,000.00    5.4835
A-11          P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GTE1     NEW YORK NY  10274
13-2555119


2001-QS17     CEDE & CO FAST                            51,000,000.00   10.5135
A-2           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GST9     NEW YORK NY  10274
13-2555119


2001-QS17     CEDE & CO FAST                           151,440,000.00   31.2188
A-2A          P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GSU6     NEW YORK NY  10274
13-2555119


2001-QS17     CEDE & CO FAST                            33,480,000.00    6.9018
A-3           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GSV4     NEW YORK NY  10274
13-2555119


2001-QS17     CEDE & CO FAST                            27,791,666.00    5.7291
A-4           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GSW2     NEW YORK NY  10274
13-2555119


2001-QS17     CEDE & CO FAST                            68,095,700.00   14.0377
A-9           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GTB7     NEW YORK NY  10274
13-2555119


2001-QS17     CEDE & CO FAST                            68,095,700.00   14.0377
A-9A          P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GTC5     NEW YORK NY  10274
13-2555119


2001-QS3      CEDE & CO FAST                           102,360,000.00   31.7952
CB            P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GHD6     NEW YORK NY  10274
13-2555119


2001-QS3      CEDE & CO FAST                           158,805,580.00   49.3284
NB1           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GHE4     NEW YORK NY  10274
13-2555119


2001-QS3      CEDE & CO FAST                            19,850,710.00    6.1661
NB2           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GHF1     NEW YORK NY  10274
13-2555119


2001-QS3      CEDE & CO FAST                            19,850,710.00    6.1661
NB3           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GHG9     NEW YORK NY  10274
13-2555119


2001-QS4      CEDE & CO FAST                            88,840,000.00   40.2775
A-1           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GHS3     NEW YORK NY  10274
13-2555119


2001-QS4      CEDE & CO FAST                            75,000,000.00   34.0029
A-2           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GHT1     NEW YORK NY  10274
13-2555119


2001-QS4      CEDE & CO FAST                            15,000,000.00    6.8006
A-3           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GHV6     NEW YORK NY  10274
13-2555119


2001-QS4      CEDE & CO FAST                            21,400,000.00    9.7022
A-4           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GHW4     NEW YORK NY  10274
13-2555119


2001-QS5      CEDE & CO FAST                            50,195,000.00   17.1069
A-1           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GJH5     NEW YORK NY  10274
13-2555119


2001-QS5      CEDE & CO FAST                            14,839,000.00    5.0573
A-2           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GJJ1     NEW YORK NY  10274
13-2555119


2001-QS5      CEDE & CO FAST                            30,150,000.00   10.2754
A-3           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GJK8     NEW YORK NY  10274
13-2555119


2001-QS5      CEDE & CO FAST                            75,250,000.00   25.6459
A-6           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GJN2     NEW YORK NY  10274
13-2555119


2001-QS5      CEDE & CO FAST                            30,995,000.00   10.5634
A-7           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GJP7     NEW YORK NY  10274
13-2555119


2001-QS5      CEDE & CO FAST                            35,215,000.00   12.0016
A-8           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GJQ5     NEW YORK NY  10274
13-2555119


2001-QS5      CEDE & CO FAST                            29,350,000.00   10.0028
A-9           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GJR3     NEW YORK NY  10274
13-2555119


2001-QS6      CEDE & CO FAST                            63,182,000.00   57.6220
CB            P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GKB6     NEW YORK NY  10274
13-2555119


2001-QS6      CEDE & CO FAST                            42,084,000.00   38.3806
NB            P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GKC4     NEW YORK NY  10274
13-2555119


2001-QS7      CEDE & CO FAST                            50,000,000.00   20.9414
A-2           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GKP5     NEW YORK NY  10274
13-2555119


2001-QS7      CEDE & CO FAST                            25,714,285.00   10.7699
A-3           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GKQ3     NEW YORK NY  10274
13-2555119


2001-QS7      CEDE & CO FAST                            25,714,285.00   10.7699
A-3A          P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GKR1     NEW YORK NY  10274
13-2555119


2001-QS7      CEDE & CO FAST                            40,000,000.00   16.7531
A-4           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GKS9     NEW YORK NY  10274
13-2555119


2001-QS7      CEDE & CO FAST                            20,049,070.00    8.3971
A-5           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GKT7     NEW YORK NY  10274
13-2555119


2001-QS7      CEDE & CO FAST                            21,481,000.00    8.9968
A-6           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GKU4     NEW YORK NY  10274
13-2555119


2001-QS7      CEDE & CO FAST                            21,305,000.00    8.9231
A-8           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GKW0     NEW YORK NY  10274
13-2555119


2001-QS8      CEDE & CO FAST                            87,431,000.00   32.8525
CB            P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GLH2     NEW YORK NY  10274
13-2555119


2001-QS8      CEDE & CO FAST                            15,733,334.00    5.9119
NB1           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GLJ8     NEW YORK NY  10274
13-2555119


2001-QS8      CEDE & CO FAST                            31,466,666.00   11.8237
NB2           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GLK5     NEW YORK NY  10274
13-2555119


2001-QS8      CEDE & CO FAST                           102,223,000.00   38.4106
NB3           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GLL3     NEW YORK NY  10274
13-2555119


2001-QS9      CEDE & CO FAST                            99,911,000.00   46.8231
CB            P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GLY5     NEW YORK NY  10274
13-2555119


2001-QS9      CEDE & CO FAST                            35,000,000.00   16.4027
NB1           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GLZ2     NEW YORK NY  10274
13-2555119


2001-QS9      CEDE & CO FAST                            55,813,000.00   26.1567
NB2           P. O. BOX 20
12/31/2001    BOWLING GREEN STATION
76110GMA6     NEW YORK NY  10274
13-2555119