Form 10-K
RESIDENTIAL ACCREDIT LOANS INC
filed 2003-03-31
CIK 949493

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934
                   For the Fiscal year ended December 31, 2002

                        Commission file number 333-101791

                        RESIDENTIAL ACCREDIT LOANS, INC.

                        State of Incorporation: Delaware
                I.R.S. Employer Identification Number: 51-0368240

                      8400 Normandale Lake Blvd., Suite 250
                          Minneapolis, Minnesota 55437
                            Telephone (952) 857-7000

        Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes   __X__    No ____.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __X__

Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes ____ No __X__

RESIDENTIAL ACCREDIT LOANS, INC.

TABLE OF CONTENTS


PART 1                                                                   PAGE #

Item 1.        Business                                                       2
Item 2.        Properties                                                     2
Item 3.        Legal Proceedings                                              2
Item 4.        Submission of Matters to a Vote of Security Holders            2

PART II

Item 5.        Market for the Registrant's Common Equity and Related          2
               Stockholder Matters
Item 6.        Selected Financial Data                                        2
Item 7.        Management's Discussion and Analysis of Financial              2
               Condition and Results of Operations
Item 7A.       Quantitative and Qualitative Disclosures About Market Risk     2
Item 8.        Financial Statements and Supplementary Financial Data          3
Item 9.        Changes in and Disagreements with Accountants on               3
               Accounting and Financial Disclosure

PART III

Item 10.       Directors and Executive Officers of the Registrant             3
Item 11.       Executive Compensation                                         3
Item 12.       Security Ownership of Certain Beneficial Owners and            3
               Management
Item 13.       Certain Relationships and Related Transactions                 3
Item 14.       Controls and Procedures                                        3
Item 15.       Principal Accountant Fees and Services                         3

PART IV

Item 16.       Exhibits, Financial Statement Schedules and Reports            4
               on Form 8-K

SIGNATURES                                                                    5
CERTIFICATION                                                                 6
EXHIBITS
        Exhibit 99.1 -       Annual Statement as to Compliance
        Exhibit 99.2 -       Residential Funding Corporation Independent
                             Auditor's Report on the Uniform
                             Single Audit Program for Mortgage Bankers
        Exhibit 99.3 -       Part II, Item 5(b)
        Exhibit 99.4 -       Part III, Item 12(a)

PART I

Item 1.        Business

        Information not provided pursuant to Exemptive Order.

Item 2.        Properties

        Pursuant to the Exemptive Order, Residential Funding Corporation's (the "Master Servicer") Annual Statement as to Compliance, dated as of March 31, 2003 is filed as Exhibit 99.1 under Item 16 (a) hereof.

Item 3.        Legal Proceedings

        There are no material pending legal proceedings related to any series of Certificates that involve the Trustee, Custodian, the Master Servicer or the Registrant with respect to any such series.

Item 4.        Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of the Security Holders.

PART II

Item 5.        Market for the Registrant's Common Equity and Related Matters.

(a)            There  is  no   established   public   trading   market  for  the
               Certificates.
(b) At December 31, 2002, the number of holders or record of each outstanding series of Certificates is listed in Exhibit 99.3 under Item 16 (a) hereof.
(c)            Not applicable.

Item 6.        Selected Financial Data

        Information not provided pursuant to Exemptive Order.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Information not provided pursuant to Exemptive Order.

Item 7A.       Quantitative and Qualitative Disclosures About Market Risk.

        Information not provided pursuant to Exemptive Order.

Item 8.        Financial Statements and Supplementary Financial Data

          See the Master Servicer's Annual Statement of Compliance that is filed as Exhibit 99.1 under Item 16 (a) hereof; see also report dated March 7, 2003 prepared by the Master Servicer's independent accountant, concerning the Master Servicer's servicing activities that is filed as
          Exhibit 99.2 under Item 16 (a) hereof.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

PART III

Item 10.       Directors and Executive Officers of the Registrant

        Information not provided pursuant to Exemptive Order.

Item 11.       Executive Compensation

        Information not provided pursuant to Exemptive Order.

Item 12.       Security Ownership of Certain Beneficial Owners and Management

(a) Each holder of record of more than five percent (5%) of the fractional undivided interest in a Mortgage Pool evidenced by a series of Certificates, outstanding at December 31, 2002 is listed in Exhibit 99.4 under Item 16 (a) hereof.
(b)            Not applicable.
(c)            Not applicable.

Item 13.       Certain Relationships and Related Transactions

        Information not provided pursuant to Exemptive Order.

Item 14.       Controls and Procedures

        Information not required pursuant to Rule 307(c) of Regulation S-K.

Item 15.       Principal Accountant Fees and Services.

        Not applicable.

PART IV

Item 16.       Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)                                                                  Exhibit #

        Officer's Annual Compliance Statements                          99.1
        Residential Funding Corporation

        Residential Funding Corporation Independent Auditor's           99.2
        Report on the Uniform Single Audit Program for Mortgage
        Bankers

        Part II, Item 5(b)                                              99.3

        Part III, Item 12(a)                                            99.4



          Audited financial statements for the year ended December 31, 2002 for Ambac Financial Group, Inc.*

          Audited financial statements for the year ended December 31, 2002 for Municipal Bond Investors Assurance Corporation. **

(b)       See Item 2.
(c)       Not Applicable
(d) Not Applicable. No annual report or proxy material has been sent to security holders.


_________________________

* Incorporated by reference to the audited financial statements of Ambac Financial Group, Inc. filed with the Securities and Exchange Commission on or about March 28, 2003 as part of its Annual Report on Form 10-K (Commission File #1-10777) for the twelve-month period ended December 31, 2002.

** Incorporated by reference to the audited financial statements of Municipal Bond Investors Assurance Corporation, Inc. filed with the Securities and Exchange Commission on or about March 31, 2003 as part of its Annual Report on Form 10-K (Commission File #1-9583) for the twelve-month period ended December 31, 2002.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, on this 31st day of March, 2003.



RESIDENTIAL ACCREDIT LOANS, INC.

        By:    RESIDENTIAL FUNDING CORPORATION, as Master Servicer

        By:     /s/ Robert Appel
        Name:   Robert Appel
        Title:  Managing Director, Master Servicing

                                  CERTIFICATION


        I, Robert Appel, certify that:

        1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Residential Accredit Loans, Inc.;

        2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

        3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

        4. I am responsible for reviewing the activities performed by the servicer under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under that agreement; and

        5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

        In giving the certifications above, I have reasonably relied on information provided to me by the unaffiliated parties listed herein in Annex I attached hereto.

Date: March 31, 2003

/s/ Robert Appel
Robert Appel
Managing Director, Master Servicing

                                     Annex I

Subservicers:

1st 2nd Mortgage Company of NJ, Inc.
ABN AMRO Mortgage Group, Inc.
Accredited Home Lenders, Inc.
Alliance Mortgage Company
American Airlines Federal Credit Union
American Savings Bank, FSB
Bank of America, N.A.
Bank of Hawaii
Bank of Oklahoma, N.A.
Bank One, N.A.
Bank-Fund Staff Federal Credit Union
Bath Savings Institution
Bay State Federal Savings Bank
Boston Federal Savings Bank
Branch Banking & Trust Company
BSI Financial Services, Inc.
Carolina First Bank
Cendant Mortgage Corporation
Cenlar Federal Savings Bank
Central Carolina Bank & Trust
Central Pacific Bank
Century Bank
Charter One Mortgage Corporation
Chase Manhattan Mortgage Corporation
Chevy Chase Bank, FSB
CitiMortgage, Inc.
City Bank
Colonial Savings, F.A.
Columbia Equities, Ltd.
Columbia National, Inc.
Countrywide Home Loans, Inc.
Crescent Bank & Trust Company
Cuna Mutual Mortgage Corporation
Dollar Bank, FSB
Downey Savings & Loan Association, F.A.
E.M.C. Corporation
Emigrant Mortgage Company
Fairbanks Capital Corporation
Fifth Third Bank
First Bank
First Federal Bank of California
First Hawaiian Bank
First Horizon Home Loan Corporation
First Indiana Bank
First Interstate Bank
First Mortgage Corporation
First National Community Bank
First Nationwide Mortgage Corporation
First Republic Bank
First West Mortgage Bankers, Ltd.
First-Citizens Bank And Trust Company of SC
FirstMerit Corporation

Franklin National Bank
Fremont Bank
G E Capital Mortgage Services, Inc.
Gardiner Savings Institution
Gateway Business Bank
GMAC Mortgage Corporation
GN Mortgage Corporation
Golden First Mortgage Corporation
Graystone Mortgage Corporation
Greenpoint Mortgage Funding, Inc.
Guaranty Residential Lending, Inc.
Guardian Mortgage Company, Inc.
Hawaii HomeLoans, Inc.
Home Financing Center, Inc.
HomeComings Financial Network
HomeSide Lending, Inc.
HomeStreet Bank
HSBC Mortgage Corporation (Usa)
Hudson United Bank
Huntington Mortgage Company (The)
International Bank of Commerce
Irwin Mortgage Corporation
Liberty Lending Services, Inc.
Lighthouse Community Bank
Litton Loan Servicing L.P.
M & T Mortgage Corporation
Master Financial, Inc.
Matrix Financial Services Corporation
Metropolitan Bank And Trust Company
Midamerica Bank, FSB
Mid-State Bank & Trust
Mitchell Mortgage Company, L.L.C.
Mortgage Lenders Network USA, Inc.
Mountain States Mortgage Center, Inc.
National City Mortgage Company
New Mexico Mortgage Finance Authority
Northern Trust Company (The)
Ocwen Financial Corporation
Partners Federal Credit Union
Plymouth Savings Bank
Primewest Mortgage Corporation
Provident Credit Union
Provident Funding Associates, L.P.
Provident Savings Bank, FSB
Quaker City Bank
RBC Centura Bank
Republic Bank
Santa Barbara Bank & Trust
Saxon Mortgage Services, Inc.
Sky Financial Group, Inc.
Stanford Federal Credit Union
Suntrust Mortgage, Inc.
Synovus Mortgage Corporation
Taylor, Bean & Whitaker Mortgage Corporation
TIB, The Independent Bankers Bank
Trustcorp Mortgage Company

U.S. Alliance Federal Credit Union
U.S. Bank, N.A.
Ulster Savings Bank
Union Bank of California, N.A.
Valley National Bank
Wachovia Mortgage Corp.
Wall Street Mortgage Bankers
Washington Mutual Bank, F.A.
Weichert Financial Services
Wells Fargo Home Mortgage, Inc.
Westamerica Bank
Wilshire Credit Corporation

Trustees:


Bank One, National Association
Deutsche Bank Trust Company Americas